Form 10-Q
period 1995-03-31
REN CORP USA
filed 1995-05-15
CIK 840491

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d) of
                    the Securities and Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 1995

                         Commission file number 0-18067


                             REN CORPORATION-USA
            (Exact name of registrant as specified in its charter)



                     Tennessee                                62-1323090
         (State or other jurisdiction of                   (I.R.S. Employer
         incorporation or organization)                  Identification Number)

                6820 Charlotte Pike                              37209
                   Nashville, TN                              (Zip Code)
      (Address of principal executive offices)

Registrant's telephone number, including area code:  (615) 353-4200



                           Common Stock, no par value


         Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  X  NO    .
                                               ---    ---

         As of May 8, 1995, 18,921,371 shares of registrant's Common Stock, no par value, were outstanding.

                              REN CORPORATION-USA

                                   FORM 10-Q

                               TABLE OF CONTENTS




                                                                                 Page Number
                                                                                 -----------
Part I.       Financial Information

         Item 1.      Financial Statements (Unaudited)

                      Consolidated Balance Sheets as of March 31, 1995
                      and December 31, 1994                                           1

                      Consolidated Statements of Operations for the three
                      months ended March 31, 1995 and 1994                            2

                      Consolidated Statements of Changes in Shareholders'
                      Equity for the three months ended March 31, 1995                3

                      Consolidated Statements of Cash Flows for the
                      three months ended March 31, 1995 and 1994                      4

                      Notes to Unaudited Consolidated Financial Statements            6

         Item 2.      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                   8


Part II.      Other Information

         Item 6.      Exhibits and Reports on Form 8-K                               10


Signatures                                                                           11

Exhibit 11(a)         Calculation of Earnings per Share                              12

                             REN CORPORATION-USA

                         Consolidated Balance Sheets
                   (in thousands, except per share data)


                                                                                March 31,            December 31,
                ASSETS                                                             1995                  1994
                                                                               ------------          ------------
                                                                               (Unaudited)
Current assets:
        Cash and cash equivalents                                              $      1,751          $        644
        Accounts receivable less allowance for uncollectibles and
            contractual adjustments of $13,623 and $12,885 at
            March 31, 1995 and December 31, 1994, respectively                       20,631                22,252
        Estimated third-party settlements, net                                          355                    59
        Inventory                                                                     3,694                 3,382
        Prepaid expense                                                               1,182                   974
        Current deferred taxes, net                                                   3,079                 3,079
        Other current assets                                                            114                 1,385
                                                                               ------------          ------------
                Total current assets                                                 30,806                31,775

Property, plant and equipment, net                                                   54,925                51,916
Intangible assets, net                                                               56,249                47,460
Notes receivable                                                                      2,687                 1,795
Other assets                                                                          5,410                 1,368
                                                                               ------------          ------------
                Total assets                                                   $    150,077          $    134,314
                                                                               ============          ============
        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
        Current maturities of long-term debt and capital lease obligations     $         87          $         87
        Accounts payable                                                              9,555                 6,541
        Accrued expenses                                                              3,815                 2,939
        Accrued wages and benefits                                                    4,652                 3,750
        Income taxes payable                                                          2,140                 1,521
                                                                               ------------          ------------
                Total current liabilities                                            20,249                14,838
                                                                               ------------          ------------

Long-term debt and capital lease obligations less current maturities                  7,321                   342
Deferred taxes, net                                                                   4,301                 4,301
Minority interest in consolidated subsidiary                                            447                    89
                                                                               ------------          ------------
        Total long-term liabilities                                                  12,069                 4,732
                                                                               ------------          ------------

Redeemable common stock; 6,000 and 12,000 shares issued and outstanding
        at March 31, 1995 and December 31, 1994, respectively                            24                    47
                                                                               ------------          ------------

Commitments and contingencies

Shareholders' equity:
        Common stock; no par value, authorized 60,000,000 shares;
             18,915,071 and 18,898,546 shares issued and outstanding at
             March 31, 1995 and December 31, 1994, respectively                     101,989               101,841
        Additional paid-in capital                                                    4,224                 4,224
        Retained earnings                                                            11,523                 8,650
        Less unearned stock grant compensation                                           (1)                  (18)
                                                                               ------------          ------------
                Total shareholders' equity                                          117,735               114,697
                                                                               ------------          ------------
                Total liabilities and shareholders' equity                     $    150,077          $    134,314
                                                                               ============          ============


See accompanying notes to consolidated financial statements.

                              REN CORPORATION-USA

                     Consolidated Statements of Operations
                     (in thousands, except per share data)
                                  (Unaudited)


                                                                                       Three Months Ended
                                                                                            March 31,
                                                                             ------------------------------------
                                                                                 1995                    1994
                                                                             ------------            ------------
Revenue:
        Dialysis services                                                    $     35,079            $     27,437
        Laboratory services                                                         3,535                   2,850
                                                                             ------------            ------------
                                                                                   38,614                  30,287
                                                                             ------------            ------------

Direct operating expense:
        Dialysis services                                                          25,654                  20,262
        Laboratory services                                                         1,483                   1,439
                                                                             ------------            ------------
                                                                                   27,137                  21,701
                                                                             ------------            ------------

Gross operating profit:
        Dialysis services                                                           9,425                   7,175
        Laboratory services                                                         2,052                   1,411
                                                                             ------------            ------------
                                                                                   11,477                   8,586

Indirect operating expense:
        Corporate office general, administrative, and operations support            2,716                   3,131
        Depreciation and amortization                                               2,862                   2,594
        Bad debt expense                                                              525                     516
        Equity in loss of investee                                                     45                      95
                                                                             ------------            ------------
                Income from operations                                              5,329                   2,250

Non-operating (income) expense:
        Interest income                                                               (88)                    (67)
        Interest expense                                                              293                     256
                                                                             ------------            ------------
                Income before income tax expense and minority interest              5,124                   2,061

Income tax expense                                                                  2,101                     823
Minority interest in income of consolidated subsidiary, net
        of income tax expense of $105                                                 150                     -
                                                                             ------------            ------------
        Net income                                                           $      2,873            $      1,238
                                                                             ============            ============
Net income per common share and common share equivalent                      $       0.15            $       0.07
                                                                             ============            ============
Weighted average common shares and common
        share equivalents outstanding                                          19,016,002              18,857,760
                                                                             ============            ============



See accompanying notes to consolidated financial statements.

                             REN CORPORATION- USA

           Consolidated Statement of Changes in Shareholders' Equity

                     (in thousands, except per share data)

                     For the quarter ended March 31, 1995
                                  (Unaudited)


                                                        Common             Additional                  Unearned
                                               -----------------------       Paid-In      Retained    Stock Grant
                                                 Shares       Amount         Capital      Earnings   Compensation     Total
                                               ----------    ---------     ----------     --------   ------------   ---------
December 31, 1994                              18,898,546    $ 101,841       $ 4,224      $  8,650     $    (18)    $ 114,697

Net income                                            -            -             -           2,873          -           2,873
Exercise of stock options                          10,525          125           -             -            -             125
Amortization of unearned stock
        grant compensation                            -            -             -             -             17            17
Expiration of redeemable common stock               6,000           23           -             -            -              23
                                               ----------    ---------       -------      --------     --------     ---------

March 31, 1995                                 18,915,071    $ 101,989       $ 4,224      $ 11,523     $     (1)    $ 117,735
                                               ==========    =========       =======      ========     ========     =========



See accompanying notes to consolidated financial statements.

                             REN CORPORATION- USA

                     Consolidated Statements of Cash Flow
                                (in thousands)
                                  (Unaudited)

                                                                                         Three Months Ended
                                                                                               March 31
                                                                                    ----------------------------
                                                                                       1995               1994
                                                                                    ---------            -------
Cash flows from operating activities:
        Net income                                                                  $   2,873              1,238
        Adjustments to reconcile net income to net cash
              provided by operating activities:
                Depreciation and amortization expense                                   2,862              2,594
                Amortization of unearned stock grant compensation                          17                 23
                Deferred income taxes                                                     -                    5
        Effect on cash of change in operating assets and liabilities, net of effects from acquisitions:
                Accounts receivable and estimated third party settlements               1,325               (181)
                Inventory                                                                (312)              (639)
                Prepaid expenses and other current assets                               1,063              3,928
                Notes receivable and other assets                                      (4,935)               299
                Accounts payable                                                        3,013                189
                Accrued expenses and income taxes                                       2,757                999
                                                                                    ---------            -------

                        Net cash provided by operating activities                       8,663              8,455
                                                                                    ---------            -------

Cash flows from investing activities:
        Acquisitions, net of cash acquired                                             (9,737)               -
        Purchase of property, plant and equipment                                      (4,205)            (3,544)
        Intangible assets acquired                                                       (718)              (144)
                                                                                    ---------            -------

                        Net cash used in investing activities                         (14,660)            (3,688)
                                                                                    ---------            -------

Cash flows from financing activities:
        Proceeds from issuance of long-term debt                                       28,000              3,000
        Principal payments on long-term debt and capital lease obligations            (21,021)            (4,881)
        Proceeds from common stock options and warrants exercised                         125                390
        Redemption of common stock                                                        -                 (159)
                                                                                    ---------            -------

                        Net cash provided by  (used in) financing activities            7,104             (1,650)
                                                                                    ---------            -------

Net increase  in cash and cash equivalents                                              1,107              3,117

Cash and cash equivalents at beginning of period                                          644                655
                                                                                    ---------            -------

Cash and cash equivalents at end of period                                          $   1,751              3,772
                                                                                    =========            =======



See accompanying notes to consolidated financial statements.

                                                                      Three Months Ended
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:                         March 31,
                                                                -----------------------------
                                                                      1995           1994
                                                                --------------   ------------
                                                                         (in thousands)
Cash paid during the period for:
        Interest                                                $        2,254            162
        Income taxes                                            $       13,791             -


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

     During the quarter ended March 31, 1995, the Company acquired certain assets, principally goodwill and agreements not to compete, of two dialysis clinics operated by The George Washington University and a 51% ownership in certain assets, principally goodwill and equipment, of Greater Milwaukee Dialysis Centers for an aggregate purchase price of $9.7 million.

                              REN CORPORATION-USA

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(1)     Basis of Presentation

                 The accompanying interim financial statements have been prepared in conformity with generally accepting accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10.01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, the interim consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods. The interim financial statements should be read in conjunction with the 1994 audited consolidated financial statements and related notes. The results of operations for the interim periods may not be indicative of the operating results for the year ending December 31, 1995.

(2)     Income Taxes

                 Actual income tax expense for the three months ended March 31, 1995, differs from the "expected" income tax expense (computed by applying the federal corporate rate of 35%) as follows:

                                                                               (in thousands)
                 Computed expected federal income tax expense                       $1,793
                         Increase in income tax resulting from:
                         State income tax expense, net of federal benefit              233
                         Other                                                          75
                                                                                    ------

                                  Income Tax Expense                                $2,101
                                                                                    ======


(3)      Bank Credit Facility

                 During 1993, the Company replaced its existing credit agreement with a new agreement with a consortium of banks. Terms of the credit agreement provide the Company with a six-year reducing revolving credit facility in the amount of $60 million. The revolving facility is available in full until August 30, 1995 when the availability begins to reduce by $3.75 million each quarter until fully reduced on May 31, 1999. Borrowings under the facility will bear interest at either the bank prime rate or, at the Company's option, at a LIBOR rate plus an increment of 75 basis points to 125 basis points depending on the ratio of debt to equity in accordance with a predetermined schedule. At March 31, 1995, the Company had obtained waivers for or was in compliance with all loan covenants.
         The Company had $7 million outstanding under the Credit Agreement at March 31, 1995.

(4)      Commitments and Contingencies

                 The Company has been named a defendant in various legal actions arising from its normal business activities. In the opinion of Management after consultation with counsel, any liability that may arise from such actions will not have a material adverse effect on the Company.

                 On April 24, 1995, the U.S. Health Care Financing Administration (HCFA) advised Associate Regional Administrators for Medicare of a contemplated change in the government's interpretation of the amendment to the Medicare Secondary Payor (MSP) End Stage Renal Disease (ESRD) provision of the Social Security Act contained in the Omnibus Budget Reconciliation Act of 1993 (OBRA 93). An upcoming Program Instruction will officially advise Medicare Intermediaries that prior guidance by HCFA was erroneous and direct the Intermediaries to apply the reinterpretation of the law retroactively and prospective to all ESRD claims after August 10, 1993.

                 The effect of this reinterpretation of the law is to make Medicare the primary payor in cases where a Medicare beneficiary is entitled to Medicare benefits on the basis of either age or disability and ESRD and where the entitlement other than ESRD precedes the ESRD diagnosis. According to previous memorandum issued by Medicare Intermediaries, the MSP provisions would apply irrespective of whether the ESRD diagnosis was before or after the Medicare entitlement other than ESRD.

         Because commercial rates are normally in excess of the Medicare allowable rates, the change in the application of the MSP provisions may result in a reduction of dialysis revenue going forward for those patients whose Medicare entitlement other than ESRD preceded their ESRD diagnosis.

                Because the reinterpretation of the MSP provisions pursuant to OBRA 93 is retroactive to August 10, 1993, the Company may be required to refund amounts paid by commercial payors and bill Medicare as the primary payor for patients whose Medicare eligibility preceded their eligibility due to ESRD. It is not possible to predict at this time the financial consequences of such refund requests, net of any available reserves.

                              REN CORPORATION-USA


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

        Three Months Ended March 31, 1995 Compared to Three Months Ended March 31, 1994. Revenues for the first quarter of 1995 increased 27.5% from $30.3 million for the first quarter of 1994 to $38.6 million for the first quarter of 1995. Gross operating profit increased 33.7% from $8.6 million for the first quarter of 1994 to $11.5 million for the first quarter of 1995. Net income increased from $1.2 million for the first quarter of 1994 to $2.9 million for the first quarter of 1995. Earnings per share increased from $.07 per share for the first quarter of 1994 to $.15 per share for the first quarter of 1995.

        Dialysis Services. Dialysis services revenue for the first quarter increased 27.9% from $27.4 million to $35.1 million. Of this increase, approximately $3.0 million, or 39.0%, was attributable to increased census at existing facilities and $4.7 million, or 61.0%, was attributable to revenue from the addition of sixteen new centers since the first quarter of 1994. Ten of these new centers were start-up facilities and the remaining six were acquisitions. Operating expense for dialysis services increased 26.6% from $20.3 million to $25.7 million. Of this increase, $3.5 million was attributable to the sixteen new centers and $1.9 million represented increased cost at existing facilities. Start-up facilities are expected to have lower operating margins than mature centers, as they open with a lower percentage of capacity utilization. Gross operating profit from dialysis services increased 31.4% from $7.2 million to $9.4 million.

        On April 24, 1995, the U.S. Health Care Financing Administration (HCFA) advised Associate Regional Administrators for Medicare of a contemplated change in the government's interpretation of the amendment to the Medicare Secondary Payor (MSP) End Stage Renal Disease (ESRD) provision of the Social Security Act contained in the Omnibus Budget Reconciliation Act of 1993 (OBRA 93). An upcoming Program Instruction will officially advise Medicare Intermediaries that prior guidance by HCFA was erroneous and direct the Intermediaries to apply the reinterpretation of the law retroactively and prospective to all ESRD claims after August 10, 1993.

        The effect of this reinterpretation of the law is to make Medicare the primary payor in cases where a Medicare beneficiary is entitled to Medicare benefits on the basis of either age or disability and ESRD and where the entitlement other than ESRD precedes the ESRD diagnosis. According to previous memorandum issued by Medicare Intermediaries, the MSP provisions would apply irrespective of whether the ESRD diagnosis was before or after the Medicare entitlement other than ESRD.

Because commercial rates are normally in excess of the Medicare allowable rates, the change in the application of the MSP provisions may result in a reduction of dialysis revenue going forward for those patients whose Medicare entitlement other than ESRD preceded their ESRD diagnosis.

        Because the reinterpretation of the MSP provisions pursuant to OBRA 93 is retroactive to August 10, 1993, the Company may be required to refund amounts paid by commercial payors and bill Medicare as the primary payor for patients whose Medicare eligibility preceded their eligibility due to ESRD.

It is not possible to predict at this time the financial consequences of such refund requests, net of any available reserves.

        Laboratory Services. Laboratory services revenue increased 24.1% from $2.8 million to $3.5 million for the first quarter of 1995. Operating expense for laboratory services increased 3.1% from $1.4 million to $1.5 million for the first quarter of 1995. Gross operating profit from laboratory services increased 45.5% from $1.4 million to $2.1 million. These increases in laboratory services revenue and gross operating profit from laboratory services were primarily the result of the efforts of new laboratory management to increase controls over operating expenses for laboratory services

        Corporate Office, General, Administrative and Operations Support Expenses. Expenses for corporate office, general, administrative and operations support decreased 13.2% from $3.1 million to $2.7 million. These expenses as a percentage of revenue decreased from 10.3% of total revenue for the quarter ended March 31, 1994 to 7.0% of revenue for the quarter ended March 31, 1995.

        Depreciation and Amortization Expense. Depreciation and amortization expense increased 10.4% from $2.6 million during the first quarter of 1994 to $2.9 million for the first quarter of 1995. The increase in 1995 was due primarily to the addition of new (or expansion of existing) facilities since March 31, 1994.

        Interest Income. Interest income was essentially unchanged for the quarter ended March 31, 1995 compared to the quarter ended March 31, 1994.

        Interest Expense. Interest expense was essentially unchanged at $0.3 million for the quarters ended March 31, 1994 and 1995.

        Pre-Tax Income. Pre-tax income increased 148.5% to $5.1 million in 1995, compared with $2.1 million in 1994.

        Income Tax Expense. Income tax expense increased from $0.8 million or 2.7% of total revenue to $2.1 million or 5.4% of total revenue for the first quarter of 1995. The estimated annual effective income tax rate for 1995 was 41.0% compared with an actual effective rate of 39.6% for 1994. The increase in the effective tax rate is due primarily to higher effective rates in the states where the Company operates.

LIQUIDITY AND CAPITAL RESOURCES

        Historically, the Company has used a significant portion of its available funds to acquire and develop new dialysis centers. The development of such dialysis centers accounts for the majority of funds expended by the Company for property, plant and equipment. The Company has also invested funds in computer equipment and software development, and transportation equipment.

        During the first quarter of 1995, the Company acquired two dialysis centers and a controlling interest in four dialysis centers for the aggregate purchase price (including liabilities assumed) of approximately $8.9 million. The Company also developed four centers during the period for an aggregate cost of approximately $3.7 million and acquired for $744,000 the operational assets and contracts of a Milwaukee, Wisconsin based acute dialysis business which had at the time of such closing contracts to provide acute dialysis services at four Milwaukee area hospitals.

        In January, 1995, the Company disposed of its interest in a dialysis facility located in Mexico City for total consideration of approximately $914,000.

        The development of a dialysis facility involves the establishment of a new center which does not include the purchase of an existing business. Developments may require small investments in intangibles, but the majority of the investments will be in leasehold improvements or land and building, and property, plant and equipment, all of which are built to REN standards. Developments also require investments in the working capital of the developed facility. As developments do not typically begin operation with a high level of capacity utilization, due to their development nature, they will typically have negative or nominal cash flow for the first several months of operation. The Company attempts to develop facilities which are expected to have a rapid growth rate in patients, thereby expanding operations at a greatly reduced investment versus a strategy which includes all acquisitions.

        The Company's primary source of funds for operations and development has been cash flow from operations, proceeds of bank borrowings and the proceeds of private and public sales of equity securities. The Company believes that cash flow generated from operations will be sufficient to cover its operational and debt service requirements as well as to fund a limited number of development projects.

        On May 4, 1993, the Company replaced its existing credit agreement with First Union with a new agreement with First Union as agent and with the First National Bank of Boston and National Westminster Bank as co-lenders. Terms of the credit agreement provide the Company with a six year reducing revolving credit facility in the amount of $60 million. The revolving facility is available in full until August 30, 1995 when the availability begins to reduce by $3,750,000 each quarter until fully reduced on May 31, 1999. Borrowings under the facility will bear interest at either the First Union prime rate or, at the Company's option, at a LIBOR rate plus an increment of 75 basis points to 125 basis points depending on the ratio of debt to equity in accordance with a predetermined schedule. As of March 31, 1995, the Company had $7 million outstanding under the credit agreement. These amounts bore interest either at a LIBOR rate plus 75 basis points or at bank prime.

        For the quarter ended March 31, 1995, average days revenue outstanding in accounts receivable decreased to 50 days from 62 days for the year ended December 31, 1994, primarily as a result of a concentrated effort during the first quarter of 1995 to address aged balances which existed as of December 31, 1994.


Part II. Other Information


Item 6   Exhibits and Reports on Form 8-K

                 (a)     Exhibits

                         Exhibit
                         Number           Exhibit

                          11(a)           Calculation of Earnings per Share

                          27              Financial Data Schedule (for SEC use
                                          only)


                 (b)      Reports on Form 8-K

                          On February 14, 1995, the Company filed a report on Form 8-K in respect of the Greater Milwaukee Dialysis Center acquisition.

                                   SIGNATURES



         Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                          REN CORPORATION-USA





May 12, 1995              /s/ Lawrence J. Centella
                          ----------------------------------------------
                          Lawrence J. Centella
                          President  and Chief Executive Officer




May 12, 1995              /s/ Bradley S. Wear
                          ----------------------------------------------
                          Bradley S. Wear
                          Senior Vice President, Chief Financial Officer