Form 10-Q
period 1995-06-30
REN CORP USA
filed 1995-08-14
CIK 840491

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d) of
                    the Securities and Exchange Act of 1934

                      For the Quarter Ended June 30, 1995

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

         As of August 11, 1995, 18,949,084 shares of registrant's Common Stock, no par value, were outstanding.

                              REN CORPORATION-USA

                                   FORM 10-Q

                               TABLE OF CONTENTS



                                                                                Page Number
Part I.        Financial Information

Item 1.        Financial Statements (Unaudited)

                          Consolidated Balance Sheets as of June 30, 1995
                          and December 31, 1994                                      1

                          Consolidated Statements of Income for the three
                          months and six months ended June 30, 1995 and 1994         2

                          Consolidated Statements of Changes in Shareholders'
                          Equity for the six months ended June 30, 1995              3

                          Consolidated Statements of Cash Flows for the
                          six months ended June 30, 1995 and 1994                    4

                          Notes to Unaudited Consolidated Financial Statements       6

Item 2.                   Management's Discussion and Analysis of
                          Financial Condition and Results of Operations              8


Part II.                  Other Information

Item 6.                   Exhibits and Reports on Form 8-K                           11


                          Signatures                                                 12

                              REN CORPORATION- USA

                          Consolidated Balance Sheets
                       (in thousands, except share data)

                                                                             June 30,       December 31,
                                                                               1995            1994
                                                                             --------       ------------
                                                                            (Unaudited)
Current assets:
  Cash and cash equivalents                                                 $     92        $    644
  Accounts receivable less allowance for uncollectibles and
      contractual adjustments of $15,022 and $12,885 at
      June 30, 1995 and December 31, 1994, respectively                       20,488          22,252
  Estimated third-party settlements, net                                         431              60
  Inventory                                                                    3,922           3,382
  Prepaid expense                                                              1,622             974
  Current deferred taxes, net                                                  3,729           3,079
  Other current assets                                                           222           1,385
                                                                            --------        --------
           Total current assets                                               30,506          31,776

Property, plant and equipment, net                                            55,163          51,916
Intangible assets, net                                                        55,348          47,460
Notes receivable                                                              $2,667          $1,795
Other assets                                                                   5,703           1,368
                                                                            --------        --------
           Total assets                                                     $149,387        $134,315
                                                                            ========        ========

  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Bank notes payable                                                        $    875        $      -
  Current maturities of long-term debt and capital lease obligations              92              87
  Accounts payable                                                             8,722           6,541
  Accrued expenses                                                             4,383           2,939
  Accrued wages and benefits                                                   3,842           3,751
  Income taxes payable                                                           399           1,521
                                                                            --------        --------
           Total current liabilities                                          18,313          14,839

Long-term debt and capital lease obligations, less current maturities          4,294             342
Deferred taxes, net                                                            4,974           4,301
Minority interest in consolidated subsidiaries                                   623              89
                                                                            --------        --------

  Total long-term liabilities                                                  9,891           4,732


Redeemable common stock; 6,000 and 12,000 shares issued and
  outstanding at June 30, 1995 and December 31, 1994, respectively                24              47

Commitments and contingencies

Shareholders' equity:
  Common stock; no par value, authorized 60,000,000 shares;
       18,936,659 and 18,898,546 shares issued and outstanding at
       June 30, 1995 and December 31, 1994, respectively                     102,229         101,841
  Additional paid-in capital                                                   4,224           4,224
  Retained earnings                                                           14,706           8,650
  Less unearned stock grant compensation                                           -        $    (18)
                                                                            --------        --------
           Total shareholders' equity                                        121,159         114,697
                                                                            --------        --------
           Total liabilities and shareholders' equity                       $149,387        $134,315
                                                                            ========        ========



See accompanying notes to consolidated financial statements.
                                       1

                              REN CORPORATION- USA

                     Consolidated Statements of Operations
                     (in thousands, except per share data)
                                  (Unaudited)



                                                             Three Months Ended           Six Months Ended
                                                                  June 30,                     June 30,
                                                        -------------------------    --------------------------
                                                            1995          1994          1995           1994
                                                        -----------   -----------    -----------    -----------
Revenue:
    Dialysis services                                   $    38,714   $    28,872    $    73,793    $    56,309
    Laboratory services                                       4,204         2,766          7,739          5,616
                                                        -----------   -----------    -----------    -----------
                                                             42,918        31,638         81,532         61,925
                                                        -----------   -----------    -----------    -----------
Direct operating expense:
    Dialysis services                                        28,783        21,027         54,437         41,289
    Laboratory services                                       1,318         1,461          2,802          2,901
                                                        -----------   -----------    -----------    -----------
                                                             30,101        22,488         57,239         44,190
                                                        -----------   -----------    -----------    -----------
Gross operating profit:
    Dialysis services                                         9,931         7,845         19,356         15,020
    Laboratory services                                       2,886         1,305          4,937          2,715
                                                        -----------   -----------    -----------    -----------
                                                             12,817         9,150         24,293         17,735

Indirect operating expense:
    Corporate office general, administrative
        and operations support                                2,818         2,499          5,534          5,629
    Depreciation and amortization                             3,207         2,675          6,069          5,269
    Bad debt expense                                          1,018           687          1,542          1,202
    Loss of unconsolidated subsidiary                            17             0             62             95
                                                        -----------   -----------    -----------    -----------
           Income from operations                             5,757         3,289         11,086          5,540

Non-operating (income) expense:
    Interest income                                            (141)          (39)          (229)          (106)
    Interest expense                                            349           237            642            493
                                                        -----------   -----------    -----------    -----------
           Income before income taxes                         5,549         3,091         10,673          5,153

Income tax expense                                            2,274         1,206          4,375          2,030
Minority interest in income of consolidated subsidiary,
    net of income tax expense of $62 and $167 for
    the quarter and six months ended June 30, 1995               91             -            241              -
                                                        -----------   -----------    -----------    -----------
    Net income                                          $     3,184   $     1,885    $     6,057    $     3,123
                                                        ===========   ===========    ===========    ===========
Net income per common share and comon share equivalent  $      0.17   $      0.10    $      0.32    $      0.17
                                                        ===========   ===========    ===========    ===========
Weighted average common shares and
    common share equivalents outstanding                 19,027,576    18,886,187     19,021,789     18,868,932
                                                        ===========   ===========    ===========    ===========






See accompanying notes to consolidated financial statements.

                              REN CORPORATION- USA

           Consolidated Statement of Changes in Shareholders' Equity

                     For the six months ended June 30, 1995
                                  (Unaudited)

                       (in thousands, except share data)





                                                Common                 Additional                      Unearned
                                      ---------------------------        Paid-In       Retained       Stock Grant
                                        Shares            Amount         Capital       Earnings       Compensation   Total
                                      -----------        --------      ----------      --------       ------------  --------
December 31, 1994                      18,898,546        $101,841        $4,224        $ 8,650           ($18)      $114,696

Net income                                      -               -             -          6,057              -          6,057
Issuance of common stock for
  employee stock purchase plan             20,038             224             -              -              -            224
Exercise of stock options                  12,075             140             -              -              -            140
Amortization of unearned stock
  grant compensation                            -               -             -              -             18             18
Expiration of redeemable common stock       6,000              24             -              -              -             24
                                       ----------        --------        ------        -------             --       --------
June 30, 1995                          18,936,659        $102,229        $4,224        $14,707             $-       $121,159
                                       ==========        ========        ======        =======             ==       ========






See accompanying notes to consolidated financial statements.

                             REN CORPORATION-USA

                    Consolidated Statements of Cash Flows
                                (in thousands)
                                 (unaudited)


                                                                              Six Months Ended
                                                                                  June 30,
                                                                            -------------------
                                                                              1995       1994
                                                                            -------     -------
Cash flows from operating activities:
  Net income                                                                $ 6,057     $ 3,123
  Adjustments to reconcile net income to net cash
        provided by operating activities:
           Depreciation and amortization expense                              6,069       5,269
           Amortization of unearned stock grant compensation                     18         122
           Deferred income taxes                                                 23           -
  Effect on cash of change in operating assets and liabilities, net of effects from acquisitions:
           Accounts receivable and estimated third party settlements          1,392       1,600
           Inventory                                                           (540)       (621)
           Income taxes receivable                                                -           -
           Prepaid expenses and other current assets                            515       3,508
           Notes receivable and other assets                                 (5,207)          1
           Accounts payable                                                   2,181       4,059
           Accrued expenses and income taxes                                    948       1,391
                                                                            -------     -------
                    Net cash provided by operating activities                11,456      18,452
                                                                            -------     -------
Cash flows from investing activities:
  Acquisitions, net of cash acquired                                         (9,737)          -
  Purchase of property, plant and equipment                                  (6,334)    (11,229)
  Intangible assets acquired                                                 (1,136)       (235)
  Net book value of assets sold                                                   2           -
                                                                            -------     -------
                    Net cash used in investing activities                   (17,205)    (11,464)
                                                                            -------     -------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt                                   43,000       4,000
  Principal payments on long-term debt and capital lease obligations        (38,168)    (11,062)
  Proceeds from common stock options and warrants exercised                     365         506
  Redemption of common stock                                                      -        (159)
                                                                            -------     -------
                    Net cash provided by  (used in) financing activities      5,197      (6,715)
                                                                            -------     -------
Net increase (decrease) in cash and cash equivalents                           (552)        273

Cash and cash equivalents at beginning of period                            $   644     $   655
                                                                            -------     -------
Cash and cash equivalents at end of period                                  $    92     $   928
                                                                            =======     =======


See accompanying notes to consolidated financial statements.

                             REN CORPORATION-USA

                                                                Six Months Ended
                                                                    June 30,
                                                              ------------------
                                                              1995          1994
                                                              ----          ----
                                                                 (in thousands)
Supplemental disclosures of cash flow information:

Cash paid during the period for:
  Interest                                                   $  530         $373
  Income taxes                                                5,310            1


Supplemental schedule of noncash investing and financing activities:

     During the six months ended June 30, 1995 the Company acquired certain assets, principally goodwill and agreements not to compete, of two dialysis clinics operated by The George Washington University, a 51% ownership in certain assets, principally goodwill and equipment, of Greater Milwaukee Dialysis Corporation, and a 53.3% ownership interest in certain assets, principally goodwill and equipment of Rocky Mountain Kidney Center for an aggregate purchase price of approximately $12 million.

     During January of both 1995, and 1994, redemption rights on 6,000 shares of common stock for $23,500 expired.

                              REN CORPORATION-USA

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)          Basis of Presentation

                   The accompanying interim financial statements have been
             prepared in conformity with generally accepted accouting principles for interim financial information and with the instructions to Form 10-Q and Rule 10.01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, the interim consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods. The interim financial statements should be read in conjunction with the 1994 audited consolidated financial statements and related notes. The results of operations for the interim periods may not be indicative of the operating results for the year ending December 31, 1995.

(2)          Income Taxes

                   Actual income tax expense for the six months ended June 30,
             1995, differs from the "expected" income tax expense (computed by applying the federal corporate rate of 35%) as follows:

                                                                                     (in thousands)
                         Computed expected federal income tax expense                    $3,736
                         Increase in income tax resulting from:
                                State income tax expense, net of federal benefit            486
                                Other                                                       153
                                                                                         ------
                                       Income Tax Expense                                $4,375
                                                                                         ======




(3)          Bank Credit Facility

                   During 1993, the Company replaced its existing credit
             agreement with a new agreement with a consortium of banks. Terms of the credit agreement provide the Company with a six-year reducing revolving credit facility in the amount of $60 million. The revolving facility is available in full until August 30, 1995 when the availability begins to reduce by $3.75 million each quarter until fully reduced on May 31, 1999. Borrowings under the facility will bear interest at either the bank prime rate or, at the Company's option, at a LIBOR rate plus an increment of 75 basis points to 125 basis points depending on the ratio of debt to equity in accordance with a predetermined schedule. At June 30, 1995, the Company had waivers for or was in compliance with all loan covenants. The Company had $4 million outstanding under the Credit Agreement at June 30, 1995.

(4)          Commitments and Contigencies

                   The Company has been named a defendant in various legal
             actions arising from its normal business activites. In the opinion of management after consultation with counsel, any liability that may arise from such actions will not have a material adverse effect on the Company.

                   On April 24, 1995, the U.S. Health Care Financing
             Administration (HCFA) advised Associate Regional Adminstrators for Medicare of a contemplated change in the government's interpretation of the amendment to the Medicare Secondary Payor
             (MSP) End Stage Rental Disease (ESRD) provision of the Social Security Act contained in the Omnibus Budget Reconciliation
             Act of 1993 (OBRA 93). An upcoming Program Instruction will officially advise Medicare Intermediaries that prior guidance by HCFA was erroneous and direct the Intermediaries to apply the reinterpretation of the Law retractively and prospective to all ESRD claims after August 10, 1993

                   The effect of this reinterpretation of the Law is to make
             Medicare the primary payor in cases where a Medicare beneficiary is entitled to Medicare benefits on the bases of either age or disability and ESRD and where the entitlement other than ESRD precedes the ESRD diagnosis. According to previous memorandum issued by Medicare Intermediaries, the MSP provisions would apply irrespective of whether the ESRD diagnosis was before or after the Medicare entitlement other than ESRD.

                   Because commercial rates are normally in excess of the
             Medicare allowable rates, the change in the application of the MSP provisions may result in a reduction of dialysis revenue going forward for those patients whose Medicare entitlement other than ESRD preceded their ESRD diagnosis.

                   Because the reinterpretation of the MSP provisions to OBRA
             93 is retoractive to August 10, 1993, the Company may be required to refund amount paid by commercial payors and bill Medicare as the primary payor for patients whose Medicare eligibility preceded their eligibility due to ESRD. It is not possible to predict at this time the financial consequences of such refund requests, net of any available reserves.

                              REN CORPORATION-USA

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION FOR
                 THE QUARTER AND SIX MONTHS ENDED JUNE 30, 1995

RESULTS OF OPERATIONS

         Revenue for the quarter and six months ended June 30, 1995 increased to $42,918,000 and $81,532,000, respectively, compared to $31,638,000 and
$61,925,000 for the quarter and six months ended June 30, 1994, respectively. Net income increased to $3,184,000 and $6,057,000, or $0.17 and $0.32 per share for the quarter and six months ended June 30, 1995, respectively, from $1,885,000 and $3,123,000, or $.10 and $.17 per share for the quarter and six months ended June 30, 1994, respectively.

         Dialysis Services. Dialysis services revenue increased 34.1% and 31.1% from $28,872,000 and $56,309,000 in the quarter and six months ended June 30, 1994 to $38,714,000 and $73,793,000 in the corresponding periods in the current year, respectively. Since June 30, 1994, the Company acquired or developed seventeen dialysis centers, three of which were acquired or developed during the second quarter of 1995. Of the increase for the quarter ended June 30, 1995, approximately $7,205,000 was attributable to revenue growth in centers which were opened subsequent to July 1, 1994 and the remainder was attributable to revenue from centers which were open as of such date. Direct operating expense for dialysis services increased 36.9% and 31.8% from $21,027,000 and $41,289,000 in the quarter and six months ended June 30, 1994 to $28,783,000 and $54,437,000 in the corresponding periods in the current year, respectively. Direct operating expenses of the new centers added since July 1, 1994, accounted for approximately 20.0% of the total increase. Gross operating profit for dialysis services increased 26.6% and 28.9% from $7,845,000 and $15,020,000, in the quarter and six months ended June 30, 1994 as compared to $9,931,000 and $19,356,000 in the corresponding periods in the current year, respectively. The increase in expense relative to revenues was anticipated and was due largely to the investment in new centers. These centers are built with excess capacity in anticipation of growth in the patient census. Until these centers mature, operating costs are greater in relation to revenue.

         On April 26, 1995, the U.S. Health Care Financing Administration
(HCFA) advised Associate Regional Administrators for Medicare of a contemplated change in the government's interpretation of the amendment to the Medicare Secondary Payor (MSP) End Stage Renal Disease (ESRD) provision of the Social Security Act contained in the Omnibus Budget Reconciliation Act of 1993 (OBRA
93). An upcoming Program Instruction will officially advise Medicare Intermediaries that prior guidance by HCFA was erroneous and direct the intermediaries to apply the reinterpretation of the Law retroactively and prospective to all ESRD claims after August 10, 1993.

         The effect of this reintepretation of the Law is to make Medicare the primary payor in cases where a Medicare beneficiary is entitled to Medicare benefits on the basis of either age or disability and ESRD and where the entitlement other than ESRD precedes the ESRD diagnosis. According to previous memorandum issued by Medicare Intermediaries, the MSP provisions would apply irrespective of whether the ESRD diagnosis was before or after the Medicare entitlement other than ESRD.

         Because commercial rates are normally in excess of the Medicare allowable rates, the change in the application of the MSP provisions may result in a reduction of dialysis revenue going forward for those patients whose Medicare entitlement other than ESRD preceded their ESRD diagnosis.

         Because the interpretation of the MSP provisions pursuant to OBRA 93 is retroactive to August 10, 1993, the Company may be required to refund amounts paid by commercial payors and bill Medicare as the primary payor for patients whose Medicare eligibility preceded their eligibility due to ESRD. It is not possible to predict at this time the financial consequences of such refund requests, net of any available reserves.

         Laboratory Services. Laboratory services revenue increased by 52.0% for the quarter and 37.8% for the current year to date from $2,766,000 and $5,616,000 for the quarter and six months ended June 30, 1994 to $4,204,000 and $7,739,000 in the quarter and six months ended June 30, 1995, respectively. Direct operating expense for laboratory services decreased 9.8% and 3.4% from $1,461,000 and $2,901,000 in the quarter and six months ended June 30, 1994 to $1,318,000 and $2,802,000 in the quarter and six months ended June 30, 1995, respectively. Gross operating profit for laboratory services was $1,305,000 and $2,715,000 for the quarter and six months ended June 30, 1994 compared to $2,886,000 and $4,937,000 for the quarter and six months ended June 30, 1995, increases of 121.2% and 81.8%, respectively. Management believes that the reduction of expenses was primarily due to increased efficiency and quality of its laboratory operations, which combined with the increased revenues resulted in increased gross operating profit for laboratory services.

         Corporate Office, General, Administrative and Operations Support. Expenses for corporate office, general, administrative and operations support increased by 12.8% and decreased 1.7% from $2,499,000 and $5,629,000 for the quarter and six months ended June 30, 1994 to $2,818,000 and $5,534,000 for the respective periods in the current year. Such expense items decreased as a percent of total revenue from 7.9% and 9.1% in the quarter and six months ended June 30, 1994 to 6.6% and 6.8% in the corresponding periods in the current year, respectively.

         Depreciation and Amortization. Depreciation and amortization increased 19.9% and 15.2% from $2,675,000 and $5,269,000 in the quarter and six months ended June 30, 1994 to $3,207,000 and $6,069,000 in the corresponding periods in the current year, respectively. The increase in 1995 was due to the addition of new and the expansion of existing facilities since June 30, 1994.

         Interest Income. Interest income increased from $39,000 and $106,000 for the quarter and six months ended June 30, 1994 to $141,000 and $229,000 in the corresponding periods in the current year, respectively. The increase was due primarily to funds deposited into an escrow account commited to clinic expansion.

         Interest Expense. Interest expense increased from $237,000 and $493,000 in the quarter and six months ended June 30, 1994 to $349,000 and $642,000 in the corresponding periods in the current year, respectively. The increase in interest expense was primarily the result of an increase in the average rate on borrowed funds coupled with, to a lesser degree, an increase in the average amount of debt outstanding during each period due to the costs of the acquisitions and construction of additional facilities by the Company.

         Income Before Provision for Income Taxes. Income increased from $3,091,000 and $5,153,000 in the quarter and six months ended June 30, 1994 to income of $5,549,000 and $10,673,000 in the corresponding periods in the current year, respectively. The increase was primarily the result of the increase in gross operating profit and the reductions of corporate office, general, administrative and operations support expenses, as summarized above.

         Income Tax Expense. Provision for income taxes increased from $2,030,000 for the six months ended June 30, 1994 to $4,375,000 for the six months ended June 30, 1995. The estimated annual effective income tax rate for 1995 is 41%.



Liquidity and Capital Resources

         Historically, the Company has used a significant portion of its available funds to acquire and develop new dialysis centers. The development of such dialysis centers accounts for the majority of funds expended by the Company for property, plant and equipment. The Company has also invested funds in computer equipment and software development.

         During the three months ended June 30, 1995, the Company completed the development of two dialysis facilities, located in Richmond, Virginia, and in Atlanta, Georgia and acquired a controlling interest in a third facility, located in Denver, Colorado, for an aggregate cost to date of $5.1 million.
The Richmond facility was developed in conjunction with the Medical College of Virginia and the Atlanta facility was developed in conjunction with Emory University. The Company also began the expansion and/or relocation of several existing dialysis facilities, which the Company anticipates will open by the end of 1995.

         The development of a dialysis facility requires the construction of a new center but does not include the purchase of an existing business. Developments may require small investments in intangibles, but the majority of the sums expended will be for leasehold improvements, property, plant and equipment and for working capital. As developments do not typically begin operation with a high level of capacity utilization, they may have negative or nominal cash flow for the first several months of operation. The Company attempts to develop facilities which are expected to have rapid growth rates in patients, thereby expanding operations at reduced investments versus a strategy focused only on acquisitions.

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

         On May 4, 1993, the Company replaced its existing credit agreement with First Union with a new agreement with First Union as agent and with the First National Bank of Boston and National Westminster Bank as co-lenders. Terms of the credit agreement provide the Company with a six year reducing revolving credit facility in the amount of $60 million. The revolving facility is available in full until August 30, 1995 when the availability begins to reduce by $3,750,000 each quarter until fully reduced on May 31, 1999. Borrowings under the facility will bear interest at either the First Union prime rate or, at the Company's option, at a LIBOR rate plus an increment of 75 basis points to 125 basis points depending on the ratio of debt to equity in accordance with a predetermined schedule. As of June 30, 1995, the Company had $4 million outstanding under the credit agreement. These amounts bore interest either at a LIBOR rate plus 75 basis points or at bank prime.

         For the six months ended June 30, 1995, average days revenue outstanding in accounts receivable decreased to 46 days versus 62 days for the year ended December 31, 1994, primarily as a result of continuation of the Company's efforts during the first and second quarters of 1995 to address aged balances which existed as of December 31, 1994.

Part II.

Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Shareholders ("Annual Meeting") was held June 1, 1995. At the Annual Meeting, the shareholders of the Company approved the following proposals:

         a. adoption of an amendment to the REN Corporation-USA Employee Stock Purchase Plan was approved (14,859,288 votes for, 29,375 votes against, with 4,032,508 abstained and broker non-votes);

         b. an increase in the number of shares available for issuance under the Company's Non-Statutory Stock Option Plan was approved (14,790,175 votes for, 68,505 votes against, with 4,062,491 abstained and broker non-votes); and

         c. the following persons were elected as Directors of the Company to serve for a three year term and until their respective successors are elected and qualified by the votes specified in the table below:

                                                                                     Broker
                                             For                    Withheld         Non-Votes
                                             ---                    --------         ---------
         J. Kenneth Jacobs, M.D.           14,986,663               24,501           3,910,007

         Juha P. Kokko, M.D., Ph.D.        14,997,663               13,501           3,910,007


         The terms of the following directors continued beyond the Annual Meeting and they did not stand for re- election:


                 Mats S. Wahlstrom                          Lawrence J. Centella
                 Herbert S. Lawson                          Jan Gustavsson

Item 6.  Exhibits and Reports on Form 8-K


         (a)      Exhibits

                  Exhibit Number   Exhibit

                  11(a)            Calculation of Earnings Per Share

                  27               Financial Data Schedule (for SEC use only)

                 (b)      Reports on Form 8-K

                          On April 12, 1995, the Company filed a report on Form 8-K in respect of The George Washington University acquisition.

                                   SIGNATURES



         Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              REN CORPORATION-USA





August 11, 1995                      /s/ Bradley S. Wear
                          -------------------------------------------------
                                         Bradley S. Wear
                                         Senior Vice President, Treasurer and
                                         Chief Financial Officer