Form 10-Q/A
period 1995-06-30
REN CORP USA
filed 1995-08-16
CIK 840491

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-Q/A

                               Amendment No. 1

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

                              REN CORPORATION- USA

                          Consolidated Balance Sheets
                       (in thousands, except share data)

                                                                             June 30,       December 31,
                                                                               1995            1994
                                                                             --------       ------------
                                                                            (Unaudited)
Current assets:
  Cash and cash equivalents                                                 $     92        $    644
  Accounts receivable less allowance for uncollectibles and
      contractual adjustments of $15,022 and $12,885 at
      June 30, 1995 and December 31, 1994, respectively                       20,488          22,252
  Estimated third-party settlements, net                                         431              60
  Inventory                                                                    3,922           3,382
  Prepaid expense                                                              1,622             974
  Current deferred taxes, net                                                  3,729           3,079
  Other current assets                                                           222           1,385
                                                                            --------        --------
           Total current assets                                               30,506          31,776

Property, plant and equipment, net                                            55,163          51,916
Intangible assets, net                                                        56,448          47,460
Notes receivable                                                              $2,667          $1,795
Other assets                                                                   5,703           1,368
                                                                            --------        --------
           Total assets                                                     $150,487        $134,315
                                                                            ========        ========

  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Bank notes payable                                                        $    875        $      -
  Current maturities of long-term debt and capital lease obligations              92              87
  Accounts payable                                                             8,722           6,541
  Accrued expenses                                                             4,383           2,939
  Accrued wages and benefits                                                   3,842           3,751
  Income taxes payable                                                           399           1,521
                                                                            --------        --------
           Total current liabilities                                          18,313          14,839

Long-term debt and capital lease obligations, less current maturities          5,394             342
Deferred taxes, net                                                            4,974           4,301
Minority interest in consolidated subsidiaries                                   623              89
                                                                            --------        --------
  Total long-term liabilities                                                 10,991           4,732


Redeemable common stock; 6,000 and 12,000 shares issued and
  outstanding at June 30, 1995 and December 31, 1994, respectively                24              47

Commitments and contingencies

Shareholders' equity:
  Common stock; no par value, authorized 60,000,000 shares;
       18,936,659 and 18,898,546 shares issued and outstanding at
       June 30, 1995 and December 31, 1994, respectively                     102,229         101,841
  Additional paid-in capital                                                   4,224           4,224
  Retained earnings                                                           14,706           8,650
  Less unearned stock grant compensation                                           -        $    (18)
                                                                            --------        --------
           Total shareholders' equity                                        121,159         114,697
                                                                            --------        --------
           Total liabilities and shareholders' equity                       $150,487        $134,315
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

                             REN CORPORATION-USA

                    Consolidated Statements of Cash Flows
                                (in thousands)
                                 (unaudited)


                                                                              Six Months Ended
                                                                                  June 30,
                                                                            -------------------
                                                                              1995       1994
                                                                            -------     -------
Cash flows from operating activities:
  Net income                                                                $ 6,057     $ 3,123
  Adjustments to reconcile net income to net cash
        provided by operating activities:
           Depreciation and amortization expense                              6,069       5,269
           Amortization of unearned stock grant compensation                     18         122
           Deferred income taxes                                                 23           -
  Effect on cash of change in operating assets and liabilities, net of effects from acquisitions:
           Accounts receivable and estimated third party settlements          1,392       1,600
           Inventory                                                           (540)       (621)
           Income taxes receivable                                                -           -
           Prepaid expenses and other current assets                            515       3,508
           Notes receivable and other assets                                 (5,207)          1
           Accounts payable                                                   2,181       4,059
           Accrued expenses and income taxes                                    948       1,391
                                                                            -------     -------
                    Net cash provided by operating activities                11,456      18,452
                                                                            -------     -------
Cash flows from investing activities:
  Acquisitions, net of cash acquired                                        (10,837)          -
  Purchase of property, plant and equipment                                  (6,334)    (11,229)
  Intangible assets acquired                                                 (1,136)       (235)
  Net book value of assets sold                                                   2           -
                                                                            -------     -------
                    Net cash used in investing activities                   (18,305)    (11,464)
                                                                            -------     -------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt                                   44,100       4,000
  Principal payments on long-term debt and capital lease obligations        (38,168)    (11,062)
  Proceeds from common stock options and warrants exercised                     365         506
  Redemption of common stock                                                      -        (159)
                                                                            -------     -------
                    Net cash provided by  (used in) financing activities      6,297      (6,715)
                                                                            -------     -------
Net increase (decrease) in cash and cash equivalents                           (552)        273

Cash and cash equivalents at beginning of period                            $   644     $   655
                                                                            -------     -------
Cash and cash equivalents at end of period                                  $    92     $   928
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




                              REN CORPORATION-USA





August 15, 1995                      /s/ Bradley S. Wear
                          -------------------------------------------------
                                         Bradley S. Wear
                                         Senior Vice President, Treasurer and
                                         Chief Financial Officer